Form 10-K/A
period 1998-12-31
NORWEST ASSET SEC CORP MORT PASS THR CERT SER 1998- 15 TRUST
filed 1999-12-20
CIK 1067453

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-15 Trust established pursuant to a Pooling and Servicing Agreement among NORWEST ASSET SECURITIES CORPORATION (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and FIRST UNION NATIONAL BANK (Trustee), pursuant to which the Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-15 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:



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

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

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

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

Norwest Asset Securities Corporation
Mortgage Pass-Through Certificates
Series  1998-15 Trust

Signed:   Norwest Bank Minnesota, N.A., as Master Servicer

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  December 17, 1999

Exhibits

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

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

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

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

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

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

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


<F1>  Filed herewith.
<F2>  Previously filed.